Form 10-K/A
period 2002-12-31
CSFB MORTGAGE SECURITIES PASS THROUGH CERT SERIES 2002-24
filed 2004-03-25
CIK 1185020

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                        AMENDMENT NUMBER 1 OF 1

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:


     Annual Independent Accountant's Servicing Reports concerning servicing activities for the year ended December 31, 2002, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.


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

                                    CREDIT SUISSE FIRST BOSTON MORTGAGE
                                    SECURITIES CORP.



Date:  March 25, 2004               By:  /s/ Andrew Kimura
                                    -----------------------------
                                    Name:  Andrew Kimura
                                    Title: Vice President

                        CERTIFICATION


         Re:      Credit Suisse First Boston Mortgage Securities Corp.,
                  CSFB Mortgage-Backed Pass-Through Certificates, Series 2002-24

                  I, Andrew Kimura, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Mortgage-Backed Pass-Through Certificates, Series 2002-24 (the "Trust");

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

Dated:  March 25, 2004

By:  /s/ Andrew Kimura
   ---------------------------------
Name:  Andrew Kimura
Title: Vice President

                                 EXHIBIT INDEX

Exhibit Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

        a) Chase Manhattan Mortgage Corporation, as Master Servicer
        b) GreenPoint Mortgage Funding, Inc., as Servicer
        c) Washington Mutual Mortgage Securities Corp., as Servicer
        d) Fairbanks Capital Corporation (formerly Olympus Servicing LP, as Special Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

        a) Chase Manhattan Mortgage Corporation, as Master Servicer
        b) GreenPoint Mortgage Funding, Inc., as Servicer
        c) Washington Mutual Mortgage Securities Corp., as Servicer
        d) Fairbanks Capital Corporation (formerly Olympus Servicing LP, as Special Servicer

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

PricewaterhouseCoopers, LLP
1177 Avenue of the Americas
New York, NY  10026
Telephone:  (646)  471-4000
Facsimile:  (646)  471-4100


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Chase Manhattan Mortgage Corporation


     We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assettion (see Exhibit I). The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are not applicable to master servicers. In cases where the Company does not service the loans underlying the master servicing, our procedures were limited to obtaining and reading the most recently available USAP reports from the subservicers' independent accountants. In this regard, we obtained reports on 83% of the subservicers. These subservicrs serviced loans comprising 93% of the unpaid principal balance of the Company's Master Servicing portfolio as of December 31, 2002.

     Our opinion as expressed herein, as it relates to USAP minimum servicing standards for which subservicers are responsible for compliance, is based solely upon the reports of the subservicers' independent accountants. Management is responsible for the Company's compliance with the remaining minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestion standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination and the reports of the other accountants provide a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, based on our examination and the reports of the subservicer's independent accountants, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


April 30,  2003

PricewaterhouseCoopers, LLP
400 S. Hope Street
Los Angeles, CA  90071


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of GreenPoint Mortgage Funding, Inc.


     We have examined management's assertion about GreenPoint Mortgage Funding, Inc.'s (the "Company"), a wholly owned subsidariy of GreenPoint Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimun servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the company's compliance with the standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 27, 2003

Deloitte & Touche LLP
700 5th Avenue
Seattle Washington 98104
phone (206) 292-1800


INDEPENDENT ACCOUNTANTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

Board of Directors
To Washington Mutual, Inc.

     We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standands.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/ Deloitte & Touche LLP
---------------------------

February 18, 2003

Ernst  & Young LLP
725 South Figueroa Street
Los Angeles, CA  90017
Telephone:  (213) 977-4200
www.ey.com


                 Report on Management's Assertion on Compliance
               with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Fairbanks Capital Corp.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

     In our opinion, management's assertion, that NCM complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

By:  /s/ Ernst & Young LLP
--------------------------

January 20, 2003

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002

                                                                       EXHIBIT I

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219-6009


             MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE WITH USAP
                          MINIMUM SERVICING STANDARDS

April 30, 2003

     As of and for the year ended December 31, 2002, Chase Manhattan Mortgage Corporation (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicres. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for thse minimum servicing standards the Company relies on the performance of its subservicers. The assertion relates specifically to the Company's Master Servicing Portfolio, including the CitiBank/Citimae portfolio being submaster serviced by the Company.

     It is the policy of the Company to obtain USAP reports from the independent accountants of its subservicers. As of the date hereof, the Company has obtained USAP reports for 83% of its subservicers. These subservicers serviced loans comprising 93% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2002. The Company noted that a numer of the USAP reports contained items of noncompliance. These items of noncompliance have been included in Exhibit II hereto.

     As of and for this same period, the Company had in effect fidelity bond and errors and ommissions policy in the amounts of $250,000,000 and $25,000,000, respectively.


By:  /s/ Bonnie Collins
-----------------------------
Bonnie Collins
Senior Vice President
Chase Manhattan Mortgage Corporation

By: /s/  Diane Bentz
-----------------------------
Diane Bentz
Senior Vice President
Chase Manhattan Mortgage Corporation

                                                                Exhibit II

                      Chase Manhattan Mortgage Corporation
                      Subservicers' USAP Report Exceptions
                               December 31, 2002


     It is the policy of Chase Manhattan Mortgage Corporation (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent accountants of its subservicers. As of April 30, 2003, the Company has obtained USAP reports for 83% of its subservicers. These subservicers serviced loans comprising 93% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2002. The Company noted that a number of the USAP reports contained items of noncompliance. The following summarizes the items from these reports.

Servicer                                        Exception

ABN AMRO Mortgage Group, Inc.   Escrow funds were not returned to
                                mortgagors  within 30 calendar  days of
                                payoff for 2 out of the 25 loans tested.

Ocwen Federal Bank FSB          Interest on escrow accounts in certain states
                                was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003.

Countrywide Financial Corporation
                               Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, mortgagor

New South Federal Savings Bank  The  Company is required  to pay or credit interest on escrow acounts to mortgagors in accordance with the applicable state laws. Testing during the year revealed one of the 25 escrow accounts tested was not correctly paid or credited inaccordance with applicable state laws.

                               The Company is required to perform
                               reconciliations on a monthly basis for all custodial bank accounts and related bank-clearing accounts. Furthermore, the USAP minimum servicing standards required that these reconciliations be performed within 45 days, be mathematically accurate, be reviewed and approved by someone other than the preparer and shall document any explanations within 90 calendar days of their original identification. Testing during the current year revealed one of the 303 reconciliations was mathemematically inaccurate, four of the 303 custodial reconciliations's were not prepared within 45 days of the related account cutoff, four within 45 days of the related account cutoff, four of 303 custodial reconciliation's were not reviewed by an employee who was independent of the related reconciliation preparation, and 16 of the 303 custodial reconciliation's bad reconciling items over 90 days.

Ulster Savings Bank            The errors and Omissions  policy in effect
                               during the year ended December 31, 2002 of $1.0 million was not sufficient, as the portfolio of serviced loans included items in excess of the coverage limits.

RBMG, Inc.                      As of December 31, 2002,  there were certain
                                investor custodial accounts that were not being reconciled in a timely manner.
                                Physical reconciliations were not prepared for these accounts in a timely manner, and upon preparation contained a significant number of unresolved reconciling items.

                                                                Exhibit I
GreenPoint Mortgage
100 Wood Hollow Drive
Novato, CA 94945


                   Management's Assertion Regarding Compliance
                        With Minimum Servicing Standards


     As of and for the year ended December 31, 2002, GreenPoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $20,000,000 and $50,000,000, respectively.

March 27, 2003


By:   /s/ Dennis Tussey
-----------------------------
Dennis Tussey
Servicing Manager


By:   /s/ David Petrini
-----------------------------
David Petrini
Chief Financial Officer


By:  /s/ S. A. Ibrahim
------------------------------
S. a. Ibrahim
Chief Financial Officer

                                                              Washington Mutual


     As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $110 million and $20 million, respectively.



By:   /s/ Craig S. Davis
-----------------------------
Craig S. Davis
President
Home Loans & Insurance Services Group


By:   /s/ Anthony T. Meola
-----------------------------
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003

                            Fairbanks Capital Corp.

        Management's Assertion on Compliance with the Minimum Servicing
       Standards set forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

     We, as members of management of Fairbanks Capital Corp. (the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002; the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for the same period, the Bank had in effect a fidelity bond in the amount of $38,000,000 and an errors and omissions policy in the amount of $10,000,000.

/s/  Thomas D. Basmajian
--------------------------
Thomas D. Basmajian
Chief Executive Officer

/s/ Anthony O'Boyle Beirne
---------------------------
Anthony O'Boyle Beirne
Chief Financial Officer

/s/ Barbara K. Wing
---------------------------
Barbara K. Wing
Senior Vice President and Controller

January 20, 2003

3815 South West Temple
Salt Lake City, Utah  84115-4412
P.O. Box 65250
Salt Lake City, Utah  84165-0250
telephone (801) 293-1883
fax (801) 293-1297

                            Fairbanks Capital Corp.

January 29, 2003

Ernst & Young LLP
725 South Figueroa Street
Los Angelee, CA  90017

Ladies and Gentlemen:

     In connection with your compliance attestation engagement relating to management's assertion about Fairbanks Capital Corp.'s (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to form an opinion on whether our assertion about the Company's compliance with the minimum servicing standards as set forth in the USAP is fairly stated in all material respects. Accordingly, we make the following representations with respect to our compliance with the minimum servicing requirements as set forth in the USAP during the year ended December 31, 2002, which are true to the best of our knowledge and belief.

     We ackowledge that, as memebers of management of the Company, we are responsible for complying with the minimum servicing standards as set forth in the USAP. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards referred to above as of December 31, 2002 and for the year then ended. Based on this evaluation, the Company has complied with the minimum servicing standards set forth in the USAP, during the year ended December 31, 2002.

     There has been no known noncompliance with the minimum servicing standards for the year from December 31, 2002 through the date of your attestation examination report.

     As of and during the year ended December 31, 2002, the Company had in effect a fidelity bond in the amount of $38,000,000 and a mortgage bankers errors and omissions policy insurance policy in the amount of $10,000,000.

     We have made available to you all documentation related to compliance with the minimum servicing standards.

     There have been no instances of fraud involving managment or employees who have significant roles in internal control over compliance with the minimum servicing standards. There have been no instances of fraud involving other employees that could have a material effect on compliance with the minimum servicing standards.

     There have been no communications (received by management or our general counsel) from any trustees, insurers, investors, regulatory agencies, rating agencies, outside consultants, or the Company's internal auditors concerning possible noncompliance with the minimum servicing standards (or possible significant noncompliance with servicing agreements) in the year ended December 31, 2002 and through the date of your attestation examination report except as previously disclosed to you in our letter dated January 29, 2003.

     We have not been audited by any trustees or investors in connection with minimum servicing standards or servicing agreements during the year ended December 31, 2002 or through the date of your attestation examination report. As a result, we have not received any audit reports, review reports, or similar reports, including any draft or final reports, from any such companies or agencies in the year ended December 31, 2002 or through the date of your attestation examination report.

     In the prior year, the trustees, insurers, investors, regulatory agencies, rating agencies and other auditors have either not performed an audit or review of our servicing or have evaluated our servicing as satisfactory without any material adverse findings.

     We are subject to an annual examination by MBIA; however, no examination report has been issued in 2002. in addition, certain rating agencies have assigned a servicer rating to the Company. These reports have been shared with you as they have become available.

     No events or transactions have occurred since December 31, 2002 or are pending that woud have an effect on our compliance with the minimum servicing standards at that date or for the year then ended.

     We understand that your examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Acountants, and was, therefore, designed primarily for the purpose of expressing an opinion on whether our assertion is fairly stated in all material respects based on criteria established by the Mortgage Bankers Association and that your procedures were limited to those that you considered necessary for that purpose.

Very truly yours,

/s/  Thomas D. Basmajian
--------------------------
Thomas D. Basmajian
Chief Executive Officer

/s/ Anthony O'Boyle Beirne
---------------------------
Anthony O'Boyle Beirne
Chief Financial Officer

/s/ Barbara K. Wing
---------------------------
Barbara K. Wing
Senior Vice President and Controller